Form 10KSB
period 2000-02-29
SOLAR ENTERPRISES INC
filed 2000-06-08
CIK 1103589

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 29, 2000

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ___________ to _______________

Commission File No.  0-29035
                    --------



                             SOLAR ENTERPRISES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                             88-0354942
-------------------------------------                ---------------------
State or other jurisdiction                            (I.R.S. Employer
incorporation or organization                         Identification No.)

                         16133 Ventura Blvd., Suite 635
                                Encino, CA. 91436
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (818) 981-1796
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: $.001 Common Stock

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ ]                No   [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $ 0

         The aggregate market value of the common voting stock held by non-affiliates as of June 7, 2000: Not Determinable

         Shares outstanding of the registrant's common stock as of June 7, 2000:
1,121,000

         Transitional Small Business Disclosure Format:

                                    Yes [ ]                   No [X]

                                     PART I

Item 1.           Description of Business.

         Solar Enterprises, Inc. (the "Company") was incorporated on March 12, 1996, under the laws of the State of Nevada to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose described below under "Item 6 - General Business Plan" The proposed business activities described herein may classify the Company as a "blank check" company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present shareholders of the Company.

         The Company became a reporting company on March 20, 2000 upon the effectiveness of its registration statement on Form 10-SB which was filed with the Securities and Exchange Commission (the "SEC") on January 20, 2000. The Company voluntarily determined to file the registration statement and become a reporting public company to enhance investor protection and to provide information if a trading market in its securities were to commence in the future. On December 11, 1997, the National Association of Securities Dealers, Inc. ("NASD") announced that its Board of Governors had approved a series of proposed changes for the Over The Counter ("OTC") Bulletin Board and the OTC market. The principal changes, which were approved by the SEC on January 4, 1999, allows only those companies that report their current financial information to the SEC, banking, or insurance regulators to be quoted on the OTC Bulletin Board. The rule provides for a phase-in period for those securities already quoted on the OTC Bulletin Board.

         Competition
         -----------

          The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the its competitors.

         Patents and Proprietary Rights
         ------------------------------

         The Company has no patents, trademarks or copyrights or any other proprietary rights at the present time.


         Employees
         ---------

         As of June 7, 2000 the Company has no full-time or part-time employees.

  Item 2.         Properties.

          The Company has no properties and at this time has no agreements to acquire any properties. The Company presently occupies office space supplied by a shareholder at 16133 Ventura Boulevard, Suite 635, Encino, California 91436. This space is provided to the Company on a rent-free basis, and it is anticipated that this arrangement will remain in effect until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

Item 3.           Legal Proceedings.

         There is no litigation pending or threatened by or against the Company.

Item 4.           Submission of Matters to a Vote of Security Holders.

         On or about January 12, 2000, holders of a majority of the issued and outstanding shares of the Company's Common Stock approved an increase in the Company's authorized Common Stock, 10,0000 shares of "blank check" preferred stock and a 100 for 1 forward split of the issued and outstanding shares of Common Stock. On January 12, 2000, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 75,000,000 shares, provide for 10,000,000 shares of "blank check" preferred stock, and effect a 100 for 1 forward split of its issued and outstanding Common Stock. This was disclosed in the Company's Form 20-SB filed with the SEC on January 20, 2000which became effective on March 20, 2000. The amendment to the Articles was delivered to the Nevada Secretary of State and the filing fees paid on or about January 14, 2000 but the Nevada Secretary of State failed to file the amendment. This was not discovered by the Company until June 1, 2000 as it prepared to file this Report. Based upon information received from the Nevada Secretary of State on June 6, 2000, the amendment cannot be retroactively filed but was filed effective June 6, 2000. The Nevada Secretary of State has represented to the Company that it will deliver to the Company a letter confirming its error through no fault of the Company.

                                     PART II

Item 5.           Market for Common Equity and Related
                  Stockholders Matters.

          There is no trading market for the Company's Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company intends to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board or published, in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheets." The Company's Common Stock is not quoted at the present time.

         (c)      Dividends.

         The Company has not paid any dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. The Company's officers, directors, promoters or affiliates have engaged in very limited discussions with representatives of several other companies regarding the possibility of an acquisition or merger between the Company and such other companies, but as of the date hereof, there has been no definitive agreement for an acquisition or merger.

         The Company has no full time or part-time employees. None of the officers and directors currently devotes or anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

         General Business Plan

         The Company's plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"). Management does not intend to restrict the search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the Company's shareholders because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         It is anticipated that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

         The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not foreseeable now, but which may be anticipated to impact the Company's proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within the required period of time after closing of the proposed transaction.

         The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public stockholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

         The Company does not intend to restrict its search for any specific kind of business entities, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

         Management, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing the Company's business purposes. Following a business combination, the Company may benefit from the services of others in regard to accounting, legal services, underwriting and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

         A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor are continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

         The Company has no current plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities prior to the location of and agreement with an acquisition or merger candidate.

         Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and the Company's stockholders will no longer be in the Company's control. In addition, it is likely that the Company's officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors without the vote of the Company's shareholders, or may sell their stock in the Company in compliance with applicable federal and state securities law.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a "blank check" company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the such securities in the future if such a market develops, as to which there is no assurance.

         While the actual terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity which would result in significant dilution in the equity of such shareholders.

         With respect to negotiations with a target company, management expects to focus on the percentage of the Company which target company stockholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

         The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

         As previously stated, Company will not enter into a business combination with any entity which cannot provide audited financial statements at or within the required period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty to file audited financial statements as part of or within 60 days following the due date for filing a Current Report on Form 8-K which is required to be filed with the SEC within 15 days following the completion of the business combination. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be void at the discretion of present management.

Undertakings and Understandings Required of Target Companies

         As part of a business combination agreement, the Company intends to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act, (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S, and (iii) giving assurances of ongoing compliance with the Securities Act of 1933, as amended, the Exchange Act, the General Rules and Regulations of the SEC, and other applicable laws, rules and regulations.

         A prospective target company should be aware that the market price and volume of its securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in the Company within the United States financial community. The Company does not have the market support of an underwriter that would normally follow a public offering of its securities. In addition, certain market makers may take short positions in the Company's securities, which may result in a significant pressure on the market price of such securities. Management may consider the ability and commitment of a target company to actively encourage interest in its securities following a business combination in deciding whether to enter into a transaction with such company.

         A business combination with the Company separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with the Company normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. The Company may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

         Prior to completion of a business combination, management may generally require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

  Item 7.         Financial Statements.

         Audited consolidated balance sheets as of February 29, 2000, 1999 and 1998 and related statement of operations, stockholders' deficiency and cash flows for the years then ended and for the period from March 12, 1996(inception) to February 29, 2000 are included after Item 12. herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Company has not changed accountants since its formation and there are no disagreements with the findings of said accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         (a) Identification of Directors.

         The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

         Name                       Age            Position
         ----                       ---            --------

         Hagit Bernstein            28             President/Secretary/Director

         Raphi Shram                54             Treasurer/Director

         Amnon Even                 35             Director

         The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any executive officer and director of the Company.

Hagit Bernstein
---------------

         Hagit Bernstein has been President, Secretary and a director of the Company since 1999. Ms. Bernstein is currently a visual presentation designer working as a freelance consultant internationally. She has been working at the Expo unit of Home Depot for two years, and was previously employed by Macy's as an interior designer. Ms. Bernstein is a graduate of the Fashion Institute of Design and Management in Los Angeles.

Raphi Shram
-----------

         Raphi Shram has been Treasurer and a director of the Company since 1999. Mr. Shram has been a real estate developer in the Toronto metropolitan area for 15 years and has been involved in different businesses in various industries. Mr. Shram has broad experience in numerous industries and in the financial markets.

Amnon Even
----------

         Amnon Even has been a director since 1999. Mr. Even is a graduate of the University of California, Los Angeles and a former military intelligence officer. Mr. Even is founder and CEO of a successful import and export company and has traveled the world extensively, specializing in international trade and commerce.

         (b) Directorships.

         The current directors hold no other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, except as disclosed herein.

         (c) Identification of Certain Significant Employees.

             None

         (d) Family Relationships.

                  None.

Item 10.          Executive Compensation.

         None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

         It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

         It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

  Option Grants in 1999

         There were no options granted in the fiscal year ended February 29, 2000.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

         (a)      Security Ownership of Certain Beneficial Owners.

         The following table sets forth, as of June 7, 2000 the ownership of Common Stock by persons known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock:

Title             Name and Address of                Amount and Nature of                        Percent
of Class          Beneficial Owner                   Beneficial Ownership                        of Class(1)
--------          ----------------                   --------------------                        --------
Common            Hagit Bernstein                             320,000                            28.6%
                  16133 Ventura Blvd.
                  Encino, California 91436

Common            Raphi Shram                                 320,000                            28.6%
                  41 Edmond Seager Drive
                  Thornhill, Ontario, Canada
                  L4JSB1

Common            Ammon Even                                  240,000                            21.4%
                  11270 Exposition Blvd.
                  Suite 64151
                  Los Angeles, California 90064

Common            All Officers and Directors as               880,000                            78.6%
                  a Group (three (3) individuals)

--------------------------------------

(1) Percent of class is based on 1,121,000 shares of Common Stock outstanding as of June 7, 2000. The total of the Company's outstanding Common Shares are held by 25 persons.

         (b)      Security Ownership of Management.

         The following table sets forth, as of June 7, 2000 the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:



Title             Name and Address of                Amount and Nature of                        Percent
of Class          Beneficial Owner                   Beneficial Ownership                        of Class (1)
--------          ----------------                   --------------------                        --------
Common            Hagit Bernstein                             320,000                            28.6%
                  16133 Ventura Blvd.
                  Encino, California 91436

Common            Raphi Shram                                 320,000                            28.6%
                  41 Edmond Seager Drive
                  Thornhill, Ontario, Canada
                  L4JSB1

Common            Ammon Even                                  240,000                            21.4%
                  11270 Exposition Blvd.
                  Suite 64151
                  Los Angeles, California 90064

Common            All Officers and Directors as               880,000                            78.6%
                  a Group (three (3) individuals)

--------------------------------------

(1) Percent of class is based on 1,121,000 shares of Common Stock outstanding as of June 7, 2000. The total of the Company's outstanding Common Shares are held by 25 persons.

         (c)      Changes in Control.

         Except as described in this Report there are no arrangements, known to the Company, including any pledge by any person of securities of the Company or of any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.          Certain Relationships and Related Transactions.

         There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

         Hagit Bernstein, President, Secretary and a Director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that she is an officer and director of the Company when the obligation is incurred. All advances will be interest-free.

         Each of the officers and directors of the Company has executed and delivered a "lock-up" letter agreement affirming that they will not sell their respective shares of the Company's Common Stock until such time as the Company has entered into a merger or acquisition agreement, or the Company is no longer classified as a "blank check" company, whichever occurs first.

Item 13.          Exhibits.

         (a)      The following exhibits are filed as a part of this Report:

                  (3) Articles of Incorporation dated March 12, 1996, filed as an exhibit and incorporated by reference, to the Company's Form 10-SB filed on January 20, 2000.

                  (3)(i) Certificate of Amendment to the Articles of Incorporation dated January 12, 2000, filed as an exhibit and incorporated by reference, to the Company's Form 10- SB filed on January 20, 2000.

                  (3)(2) Bylaws of the Company, filed as an exhibit and incorporated by reference, to the Company's Form 10-SB filed on January 20, 2000.

                  (12) Lock-up Agreements of Hagit Bernstein, Raphi Shram and Amnon Even, filed as exhibits and incorporated by reference, to the Company's Form 10-SB filed on January 20, 2000.

                  (27) Financial Data Schedule.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SOLAR ENTERPRISES, INC.


Date:  June 7, 2000                             By: /s/Hagit Bernstein
                                                   -------------------
                                                       Hagit Bernstein
                                                       President and Principal
                                                       Financial Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Hagit Bernstein                                     June 7, 2000
-------------------                                     ------------
Hagit Bernstein                                             Date
Chairman

/s/ Raphi Shram                                         June 7, 2000
---------------                                         ------------
Raphi Shram                                                 Date
Treasurer & Director

/s/ Amnon Even                                          June 7, 2000
----------------------                                  ------------
Amnon Even                                                  Date
Director

                             SOLAR ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                February 29, 2000
                                February 28, 1999
                                February 28, 1998

                                TABLE OF CONTENTS
                                -----------------


                                                                PAGE
                                                                ----
INDEPENDENT AUDITORS REPORT ........................            F-1
ASSETS .............................................            F-2
LIABILITIES AND STOCKHOLDERS' EQUITY................            F-3
STATEMENT OF OPERATIONS ............................            F-4
STATEMENT OF STOCKHOLDERS' EQUITY ..................            F-5
STATEMENT OF CASH FLOWS ............................            F-6
NOTES TO FINANCIAL STATEMENTS ......................            F-7-10

                             BARRY L. FRIEDMAN, P.C.
                           Certified Public Accountant
1582 TULITA DRIVE                                         OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123                                  FAX NO. (702) 896-0278


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------
Board Of Directors                                                 May 15, 2000
Solar Enterprises, Inc.
Encino, California


         I have audited the accompanying Balance Sheets of Solar Enterprises, Inc. (A Development Stage Company), as of February 29, 2000, February 28, 1999, and February 28, 1998, and the related statements of operations, stockholders' equity and cash flows for the three years ended February 29, 2000, February 28, 1999, and February 28, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Enterprises, Inc. (A Development Stage Company), as of February 29, 2000, February 28, 1999, and February 28, 1998, and the results of its operations and cash flows for the three years ended February 29, 2000, February 28, 1999, and February 28, 1998, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Barry L. Friedman
---------------------
Barry L. Friedman
Certified Public Accountant

                             SOLAR ENTERPRISES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------


                                     ASSETS
                                     ------
                                                    February         February        February
                                                    29, 2000         31, 1999        31, 1998
                                                    --------         --------        --------
CURRENT ASSETS                                   $               0 $             0 $          0
                                                 ----------------- --------------- ------------
    TOTAL CURRENT ASSETS                         $               0 $             0 $          0
                                                 ----------------- --------------- ------------
OTHER ASSETS                                     $               0 $             0 $          0
                                                 ----------------- --------------- ------------
         TOTAL OTHER ASSETS                      $               0 $             0 $          0
                                                 ----------------- --------------- ------------
         TOTAL ASSETS                            $               0 $             0 $          0
                                                 ================= =============== ============






The accompanying notes are an integral part of these financial statements




                             SOLAR ENTERPRISES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                February         February        February
                                                                29, 2000         28, 1999        28, 1998
                                                                --------         --------        --------

CURRENT LIABILITIES
     Officers Advances (Note #8)                              $       1,000     $         0     $          0
                                                              -------------     -----------     ------------
     TOTAL CURRENT LIABILITIES                                $       1,000     $         0     $          0
                                                              -------------     -----------     ------------

STOCKHOLDERS' EQUITY (Note #4)

     Common stock, no par value
     authorized 25,000 shares
     issued and outstanding at
     February 28, 1998-11,210 shares                                                            $      1,121
     February 28, 1999-11,210 shares                                            $     1,121
     February 29, 2000-11,210 shares                          $       1,121
     Additional paid in Capital                                           0               0                0

     Deficit accumulated during
     the development stage                                           -2,121          -1,121           -1,121
                                                              -------------     -----------     ------------
TOTAL STOCKHOLDERS' EQUITY                                    $      -1,000     $         0     $          0
                                                              -------------     -----------     ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                          $           0     $         0     $          0
                                                              =============     ===========     ============





The accompanying notes are an integral part of these financial statements

                             SOLAR ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                             -----------------------


                                       Year             Year           Year        Mar.12, l996
                                      Ended             Ended          Ended        (inception)
                                     Feb. 29,          Feb. 28,       Feb. 28,      to Feb. 29,
                                       2000              1999           1998            2000
                                       ----              ----           ----            ----
INCOME
     Revenue                          $      0     $          0    $         0    $           0
                                      --------     ------------   ------------    -------------

EXPENSES
      General, Selling
     and Administrative               $  1,000     $          0    $         0    $       2,121
                                      --------     ------------   ------------    -------------
           Total Expenses             $  1,000     $          0    $         0    $       2,121
                                      --------     ------------   ------------    -------------
Net Profit/Loss(-)                    $ -1,000     $          0    $         0    $      -2,121
                                      ========     ============    ===========    =============

Net loss per share-
Basic and diluted
   (Note #2)                          $- .0892    $         NIL    $       NIL    $     - .1892
                                      ========     ============    ===========    =============

Weighted average number of common
shares outstanding                      11,210           11,210         11,210           11,210
                                      ========     ============    ===========    =============




The accompanying notes are an integral part of these financial statements
-------------------------------------------------------------------------

                             SOLAR ENTERPRISES, INC.
                          (A Development Stage Company)


                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------

                                                                           Additional      Accumu-
                                                  Common Stock               paid-in        lated
                                              Shares          Amount         capital       Deficit
                                              ------          ------         -------       -------
Balance,
February 28, 1997                           11,210           $ 1,121       $        0      $ -1,121

Net loss year ended
February 28, 1998                                                                                 0
                                            ------           -------       ----------      --------



Balance,
February 28, 1998                           11,210           $ 1,121       $        0      $ -1,121

Net loss year ended
February 28, 1999                                                                                 0
                                            ------           -------       ----------      --------

Balance,
February 28, 1999                           11,210           $ 1,121       $        0      $ -1,121

Net loss year ended
February 29, 2000                                                                            -1,000
                                            ------           -------       ----------      --------

Balance,
February 29, 2000                           11,210           $ 1,121       $        0      $ -2,121
                                            ======           =======       ==========      ========


The accompanying notes are an integral part of these financial statements

                             SOLAR ENTERPRISES, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                             -----------------------

                                       Year              Year           Year       Mar.12, 1996
                                      Ended             Ended          Ended       (inception)
                                     Feb. 29,          Feb. 28,       Feb. 28,      to Feb. 29,
                                       2000              1999           1998           2000
                                       ----              ----           ----           ----
Cash Flows from
Operating Activities
 Net Loss                            $ -1,000       $       0      $        0      $     -2,121
 Adjustment to
 reconcile net loss
 to net cash
 provided by operating
 activities                                 0               0               0                 0

Changes in assets and
 liabilities
 Officers Advances                     +1,000               0               0            +1,000
                                     --------       ---------      ----------      ------------

Net cash used in
operating activities                 $      0       $       0      $        0      $     -1,121

Cash Flows from
investing activities                        0               0               0                 0

Cash Flows from
Financing Activities
 Issuance of common
 Stock                                      0               0               0            +1,121
                                     --------       ---------      ----------      ------------

Net increase (decrease)
in cash                              $      0       $       0      $        0      $          0

Cash, beginning of
period                                      0               0               0                 0
                                     --------       ---------      ----------      ------------

Cash, end of
period                               $      0       $       0      $        0      $          0
                                     ========       =========      ==========      ============



The accompanying notes are an integral part of these financial statements

                             SOLAR ENTERPRISES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


February 29, 2000, February 28, 1999, and February 28, 1998


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized March 12, 1996, under the laws of the State of Nevada, as Solar Enterprises, Inc. The Company has no operations and in accordance with SFAS #7, is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

                  The Company records income and expenses on the accrual method.

Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash and equivalents

                  The Company maintains a cash balance that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of February 29, 2000.

Income Taxes

                  Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of the deferred assets and liabilities.

                             SOLAR ENTERPRISES, INC.
                          (A Development Stage Company)


                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                     ---------------------------------------
           February 29, 2000, February 28, 1999, and February 28, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED
-------------------------------------------------------------

Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earning Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have been converted to common stock. As of February 29, 2000, the Company had no dilative common stock equivalents such as stock options.

Year End

                  The Company has selected February as its year end Reporting on Costs of Start-Up Activities

                  Statement of Position 98-5 ("SOP 98-5), "Reporting
Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's statements.

Year 2000 Disclosure

                  The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.

                             SOLAR ENTERPRISES, INC.
                          (A Development Stage Company)


                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                     ---------------------------------------
           February 29, 2000, February 28, 1999, and February 28, 1998


NOTE 3 - INCOME TAXES

                  There is no provision for income taxes for the period ended February 29, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of February 29, 2000, is as follows:

                  Net operation loss carry forward                    $ 2,121
                  Valuation allowance                                 $ 2,121
                  Net deferred tax asset                              $     0

                  The federal net operating loss carry forward will expire by 2019.

                  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4 - STOCKHOLDER'S EQUITY

Common Stock

                  The authorized common stock of Solar Enterprises, Inc., consists of 25,000 shares with no par value.

Preferred Stock

                  Solar Enterprises, Inc., has no preferred stock.

                  On March 12, 1996, the Company issued 11,210 shares of its no par value common stock for $ 1,121.00.

NOTE 5 - GOING CONCERN

                  The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

NOTE 6 - WARRANTS AND OPTIONS

                  There are no warrants or options outstanding to issue any additional shares of common stock.

                             SOLAR ENTERPRISES, INC.
                          (A Development Stage Company)


                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                     ---------------------------------------
           February 29, 2000, February 28, 1999, and February 28, 1998


NOTE 7 - RELATED PARTY TRANSACTION

                  The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 - OFFICERS ADVANCES

                  While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.