Form 10QSB
period 2000-05-31
SOLAR ENTERPRISES INC
filed 2000-07-17
CIK 1103589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                   For the quarterly period ended      May 31, 2000
                                                  --------------------------

                                                        OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                  For the transition period from_____________  to ____________


Commission File No. 0-29035

                             SOLAR ENTERPRISES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                     88-0354942
----------------------------------------------         ----------------------
(State or other jurisdiction of incorporation       (IRS Employer Identification
         or organization)                                      Number)

16133 Ventura Blvd., Suite 635,  Encino, CA                        91436
---------------------------------------------                      -----
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code  (818) 981-1796
                                              ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        1,121,000 shares of common stock outstanding as of July 1, 2000.

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          Item 1. Financial Statements
--------------------------------------------------------------------------------

                             Solar Enterprises Inc.
                          (a Development Stage Company)
                             Unaudited Balance Sheet
                       As of May 31, 2000 and May 31, 1999



                                                                            31-May-00              29-Feb-00
ASSETS

  Current assets:
     Cash                                                                             $0                      $0
                                                                         ---------------        ----------------

         Total Current Assets                                                          0                       0
                                                                         ---------------        ----------------


                            Total Assets                                              $0                      $0
                                                                         ===============        ================


LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities:
     Advance payable to officers                                                  $1,000                  $1,000
                                                                         ---------------        ----------------

         Total Current Liabilities                                                 1,000                   1,000

  Shareholders' Equity:
     Common stock, no par; authorized
       75,000,000 shares, issued, and outstanding
       1,121,000 at May 31, 2000 and 1,121,000 at
       February 29, 2000                                                               0                       0
     Additional paid in capital                                                    1,121                   1,121
     Accumulated deficit during the development stage                             (2,121)                 (2,121)
                                                                         ---------------        ----------------
               Total stockholders deficit                                         (1,000)                 (1,000)
                                                                         ---------------        ----------------

                            Total Liabilities & Shareholders' Equity                  $0                      $0
                                                                         ===============        ================





Please see the accompanying notes to the financial statements.




                             Solar Enterprises Inc.
                          (a Development Stage Company)
                        Unaudited Statement of Operations
               For the quarter ended May 31, 2000 and May 31, 1999


                                                                            31-May-00            31-May-99

Sales revenues                                                                         $0                   $0
                                                                         ----------------     ----------------

Total revenues                                                                          0                    0


Less selling, general, and administrative expenses                                      0                    0
                                                                         ----------------     ----------------

Net loss before income tax provision                                                    0                    0

Provision for income tax                                                                0                    0
                                                                         ----------------     ----------------


Net income                                                                             $0                   $0
                                                                         ================     ================


Income per common share:
Basic                                                                              Nil                  Nil

Weighted average of common shares:
Basic                                                                           1,121,000            1,121,000


Please see the accompanying notes to the financial statements.



                             Solar Enterprises Inc.
                          (a Development Stage Company)
                        Unaudited Statement of Cash Flows
               For the quarter ended May 31, 2000 and May 31, 1999


                                                                               31-May-00             31-May-99
Operating Activities:
  Net income                                                                              $0                  $0
                                                                            ----------------       -------------

Net cash used by operations                                                                0                   0

Financing Activities:
     Advance from officer                                                                  0                   0
                                                                            ----------------       -------------

Net cash provided by financing activities                                                  0                   0
                                                                            ----------------       -------------

Net decrease in cash during the period                                                     0                   0

Cash balance at beginning of the period                                                    0                   0
                                                                            ----------------       -------------

Cash balance at end of the period                                                         $0                  $0
                                                                            ================       =============


Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year                                                 $0                  $0
     Income taxes paid during the fiscal year                                             $0                  $0



Please see the accompanying notes to the financial statements.



                             Solar Enterprises Inc.
                          (a Development Stage Company)
              Unaudited Statement of Changes in Stockholder Equity
               For the quarter ended May 31, 2000 and May 31, 1999





                                        Common Stock             Paid in            Accumulated
                                  Shares          Amount         Capital            Deficit            Total

Balance at March 1, 2000           1,121,000             $0           $1,121             ($2,121)       ($1,000)


Net income for the period                                                                       0              0
                               -------------    -----------   --------------   ------------------   ------------

Balance at May 31, 2000            1,121,000             $0           $1,121             ($2,121)       ($1,000)
                               =============    ===========   ==============   ==================   ============






Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Note 1- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ending May 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of Solar enterprises Inc. (the "Company") Form 10-KSB for the year ending February 29, 2000.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.


Note 2- Summary of Significant Accounting Policies

Description of Business- The Company was organized under the laws of the State of Nevada in March 1996 for the purpose of engaging in any lawful corporate activity.

Development Stage Company- the Company has had no operations or revenues since its inception and therefore qualifies for treatment as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Stockholders' Equity section of the balance sheet.

Forward Stock Split- In January, 2000, the Company amended its articles of incorporation to increase its authorized shares to 75,000,000 and to effect a 100 for 1 forward split of its issued and outstanding stock. Accordingly, prior period share and per share amounts have been restated to show the effect of the split.

--------------------------------------------------------------------------------
      Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

         The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Registrant has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. The Registrant's officers, directors, promoters or affiliates have engaged in very limited discussions with representatives of several other companies regarding the possibility of an acquisition or merger between the Registrant and such other companies, but as of the date hereof, there has been no definitive agreement for an acquisition or merger.

         The Registrant has no full time or part-time employees. None of the officers and directors currently devotes or anticipates devoting more than ten (10%) percent of his or her time to Registrant activities. The Registrant's President and Secretary have agreed to allocate a portion of their time to the activities of the Registrant, without compensation. These officers anticipate that the business plan of the Registrant can be implemented by their devoting minimal time per month to the business affairs of the Registrant and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

         General Business Plan

         The Registrant's plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"). Management does not intend to restrict the search to any specific business, industry, or geographical location and the Registrant may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Registrant has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the Registrant's shareholders because it will not permit the Registrant to offset potential losses from one venture against gains from another.

         The Registrant may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Registrant may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

         The Registrant has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes the Registrant will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Registrant, none of whom is a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not foreseeable now, but which may be anticipated to impact the Registrant's proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the Registrant's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Registrant will not acquire or merge with any company for which audited financial statements cannot be obtained at or within the required period of time after closing of the proposed transaction.

         The Registrant may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Registrant. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public stockholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

         The Registrant does not intend to restrict its search for any specific kind of business entities, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Registrant may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Registrant may offer.

         Management, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing the Registrant's business purposes. Following a business combination, the Registrant may benefit from the services of others in regard to accounting, legal services, underwriting and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

         A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Registrant only on the condition that the services of a consultant or advisor are continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

         It is anticipated that the Registrant will incur nominal expenses in the implementation of its business plan described herein. Because the Registrant has no capital with which to pay these anticipated expenses, present management of the Registrant will pay these charges with their personal funds, as interest free loans to the Registrant or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Registrant will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

         The Registrant has no current plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities prior to the location of and agreement with an acquisition or merger candidate.

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Registrant in its disclosures to the public. There is certain information contained herein, in the Registrant's press releases and in oral statements made by authorized officers of the Registrant which are forward-looking statements, as defined by such Act. When used herein, in the Registrant's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.


                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

                    Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------


(a)      The following exhibits are included in this filing:

         27  Financial Data Schedule

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                SOLAR ENTERPRISES, INC.

Dated:   July 14, 2000                          By: /s/ Hagit Bernstein
                                                    -------------------
                                                    Hagit Bernstein, President