Form 10QSB
period 2000-08-31
SOLAR ENTERPRISES INC
filed 2000-10-06
CIK 1103589

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended       August 31, 2000
                                                -----------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from to
                                                   ---------------------------

Commission File No. 0-29035

                             SOLAR ENTERPRISES, INC.

          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                      88-0354942
------------------------------------------------        ----------------------
(State or other jurisdiction of incorporation            (IRS Employer
         or organization)                                 Identification Number)


16133 Ventura Blvd., Suite 635,  Encino, CA                    91436
---------------------------------------------                  -----
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code  (818) 981-1796
                                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       1,121,000 shares of common stock outstanding as of October 2, 2000.

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          Item 1. Financial Statements

--------------------------------------------------------------------------------
                             Solar Enterprises Inc.
                          (a Development Stage Company)
                             Unaudited Balance Sheet
                   As of August 31, 2000 and February 29, 2000

                                                                                 31-Aug-00             29-Feb-00
ASSETS
  Current assets:
     Cash                                                                         $     0               $     0
                                                                                  -------               -------

         Total Current Assets                                                           0                     0
                                                                                  -------               -------


                            Total Assets                                          $     0               $     0
                                                                                  =======               =======


LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities:
     Advance payable to officers                                                  $ 1,000               $ 1,000
                                                                                  -------               -------

         Total Current Liabilities                                                  1,000                 1,000

  Shareholders' Equity:
     Common stock, no par; authorized
       75,000,000 shares, issued, and outstanding
       1,121,000 at Aug. 31, 2000 and 1,121,000 at
       February 29, 2000                                                                0                     0
     Additional paid in capital                                                     1,121                 1,121
     Accumulated deficit during the development stage                              (2,121)               (2,121)
                                                                                  -------               -------
               Total stockholders deficit                                          (1,000)               (1,000)
                                                                                  -------               -------

                            Total Liabilities & Shareholders' Equity              $     0               $     0
                                                                                  =======               =======


Please see the accompanying notes to the financial statements.

                             Solar Enterprises Inc.
                          (a Development Stage Company)
                           Unaudited Income Statement
        For the six and three months ended Aug. 31, 2000 and Aug 31, 1999



                                       Six mos.      Six mos.     Three mos.    Three mos.
                                      31-Aug-00     31-Aug-99     31-Aug-00     31-Aug-99

Sales revenues                       $         0   $         0   $         0   $         0
                                     -----------   -----------   -----------   -----------

Total revenues                                 0             0             0             0


Less administrative expenses                   0             0             0             0
                                     -----------   -----------   -----------   -----------

Net loss before income tax                     0             0             0             0

Provision for income tax                       0             0             0             0
                                     -----------   -----------   -----------   -----------


Net Loss                             $         0   $         0   $         0   $         0
                                     ===========   ===========   ===========   ===========


Earnings per common share:
Basic                                        Nil           Nil           Nil           Nil

Weighted average of common shares:
Basic                                  1,121,000     1,121,000     1,121,000     1,121,000



Please see the accompanying notes to the financial statements.

                             Solar Enterprises Inc.
                          (a Development Stage Company)
                        Unaudited Statement of Cash Flows
             For the six months ended Aug. 31, 2000 and Aug 31, 1999


                                                           31-Aug-00  31-Aug-99
Operating Activities:
  Net income                                                 $  0       $  0
                                                             ----       ----

Net cash used by operations                                     0          0

Financing Activities:
     Advance from officer                                       0          0
                                                             ----       ----

Net cash provided by financing activities                       0          0
                                                             ----       ----

Net decrease in cash during the period                          0          0

Cash balance at beginning of the period                         0          0
                                                             ----       ----

Cash balance at end of the period                            $  0       $  0
                                                             ====       ====


Supplemental disclosures of cash flow information:

     Interest paid during the fiscal year                    $  0       $  0
     Income taxes paid during the fiscal year                $  0       $  0



Please see the accompanying notes to the financial statements.

                             Solar Enterprises Inc.
                          (a Development Stage Company)
              Unaudited Statement of Changes in Stockholder Equity
                    For the six months ended August 31, 2000





                                        Common Stock             Paid in            Accumulated
                                  Shares          Amount         Capital            Deficit            Total

Balance at March 1, 2000           1,121,000             $0           $1,121             ($2,121)       ($1,000)


Net income for the period                                                                       0              0
                                   ---------          -----           ------             --------       --------

Balance at Aug. 31, 2000           1,121,000          $   0           $1,121             ($2,121)       ($1,000)
                                   =========          =====           ======             =======        =======




Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

Note 1- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ending August 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of Solar enterprises Inc. (the "Company") Form 10-KSB for the year ending February 29, 2000.

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


General Statement

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

         As noted by the Company's independent auditors in the report dated May 15, 2000, there is a concern as to the ability of the Company to continue to operate as a going concern since the Company has no revenues. The Company has no full time or part time employees and Company's officers and directors have agreed to allocate a portion of their time for no compensation. Therefore, the expenses of the Company are generally confined to annual filing fees and the associated legal and accounting fees for filing reports under the Securities Exchange Act of 1934. The sources of funds for these expenses continues to be non-interest bearing advances from the officers and directors. In the event that this support is withdrawn, the ability of the Company to continue to operate as a going concern or to implement its plans for future acquisitions and/or mergers would be severely limited, if not impossible.

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

Forward-Looking Information
---------------------------

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

                                                SOLAR ENTERPRISES, INC.

Dated:   October 2, 2000                        By: /s/ Hagit Bernstein
                                                    -------------------
                                                    Hagit Bernstein, President