Form 10QSB
period 2000-11-30
SOLAR ENTERPRISES INC
filed 2001-01-23
CIK 1103589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended              November 30, 2000
                                                      -----------------

                                       OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

          For the transition period from                     to
Commission File No. 0-29035

                             SOLAR ENTERPRISES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                           88-0354942
----------------------------------                -----------------------------
(State or other jurisdiction                      (IRS Employer Identification
of incorporation or organization)                           Number)


16133 Ventura Blvd., Suite 635,  Encino, CA                  91436
---------------------------------------------               -------
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number, including area code  (818) 981-1796
                                              -------------------

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

       1,121,000 shares of common stock outstanding as of January 1, 2001

                           PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1. Financial Statements

--------------------------------------------------------------------------------



                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                             Unaudited Balance Sheet
                  As of November 30, 2000 and February 29, 2000

                                                                            30-Nov-00              29-Feb-00
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

  Shareholders' Equity:
     Common stock, no par; authorized
       75,000,000 shares, issued, and outstanding
       1,121,000 at Nov. 30, 2000 and 1,121,000 at
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

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                           Unaudited Income Statement
               For the nine and three months ending November 30th

                                       Nine mos.        Nine mos.         Three mos.      Three mos.
                                       30-Nov-00        30-Nov-99         30-Nov-00       30-Nov-99

Sales revenues                                   $0              $0                 $0              $0
                                     --------------   -------------     --------------  --------------

Total revenues                                    0               0                  0               0


Less administrative expenses                      0               0                  0               0
                                     --------------   -------------     --------------  --------------

Net loss before income tax                        0               0                  0               0

Provision for income tax                          0               0                  0               0
                                     --------------   -------------     --------------  --------------


Net Loss                                         $0              $0                 $0              $0
                                     ==============   =============     ==============  ==============


Earnings per common share:
Basic                                          Nil              Nil               Nil             Nil

Weighted average of common shares:

Basic                                     1,121,000       1,121,000          1,121,000       1,121,000


Please see the accompanying notes to the financial statements.

                             Solar Enterprises Inc.
                          (a Development Stage Company)
                        Unaudited Statement of Cash Flows
                     For the nine months ended November 30th


                                                                               30-Nov-00             30-Nov-99
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

                             Solar Enterprises Inc.
                          (a Development Stage Company)
              Unaudited Statement of Changes in Stockholder Equity
                  For the nine months ending November 30, 2000

                                        Common Stock             Paid in            Accumulated
                                  Shares          Amount         Capital            Deficit            Total

Balance at March 1, 2000           1,121,000             $0           $1,121             ($2,121)       ($1,000)


Net income for the period                                                                       0              0
                               -------------    -----------   --------------   ------------------   ------------

Balance at Nov. 30, 2000           1,121,000             $0           $1,121             ($2,121)       ($1,000)
                               =============    ===========   ==============   ==================   ============




Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

Note 1- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ending November 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Annual Report of Solar enterprises Inc. (the "Company") Form 10-KSB for the year ending February 29, 2000.

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

--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------


Plan of Operation

         The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Registrant has no particular acquisitions in mind and, as of the date of this report, has not entered into any negotiations regarding such an acquisition. The Registrant's officers, directors, promoters or affiliates have engaged in very limited discussions with representatives of several other companies regarding the possibility of an acquisition or merger between the Registrant and such other companies, but as of the date hereof, there has been no definitive agreement for an acquisition or merger.

         The Registrant has no full time or part-time employees. In January 2001, two of the Registrant's directors, Raphi Schram, who was also the Registrant's treasurer, and Amnon Even, resigned as directors. The sole remaining officer and director, Hagit Bernstein, the Registrant's president and secretary, appointed two new directors to fill the vacancies caused by these resignations. Neither the officer nor the directors currently devotes or anticipates devoting more than ten (10%) percent of his or her time to Registrant activities. The Registrant's President and Secretary has agreed to allocate a portion of her time to the activities of the Registrant, without compensation. The Board may determine that it is in the best interests of the Registrant to appoint officers who will be able to devote more time to the affairs of the Registrant as potential opportunities for mergers or acquisitions occur, as to which no assurances can be given. Presently, because of the minimal time spent per month to the business affairs of the Registrant by the president, conflicts of interest may arise with respect to the limited time commitment by such officer.

         As noted by the Registrant's independent auditors in the report dated May 15, 2000, there is a concern as to the ability of the Registrant to continue to operate as a going concern since the Registrant has no revenues. The Registrant has no full time or part time employees and Registrant's's officers and directors have agreed to allocate a portion of their time for no compensation. Therefore, the expenses of the Registrant are generally confined to annual filing fees and the associated legal and accounting fees for filing reports under the Securities Exchange Act of 1934. The sources of funds for these expenses continues to be non-interest bearing advances from the officers and directors. In the event that this support is withdrawn, the ability of the Registrant to continue to operate as a going concern or to implement its plans for future acquisitions and/or mergers would be severely limited, if not impossible.

         General Business Plan
         ---------------------

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

         The Registrant has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes the Registrant will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target .

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

                                                  SOLAR ENTERPRISES, INC.

Dated :   January 21, 2001                      By: /s/ Hagit Bernstein
                                                    ----------------------------
                                                    Hagit Bernstein, President