Form 10KSB40
period 2001-02-28
SOLAR ENTERPRISES INC
filed 2001-06-12
CIK 1103589

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 28, 2001

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ___________ to _______________

Commission File No.  0-29035
                    -----------------

                             SOLAR ENTERPRISES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                            88-0354942
--------------------------------                        ---------------
State or other jurisdiction                             I.R.S. Employer
incorporation or organization                          Identification No.)

                             4291 Old Nine Foot Road
                               Winter Haven, 33880
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (863) 295-5320
                                                   ---------------

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

                     Yes                        No   X
                         -----                      -----

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

         The aggregate market value of the common voting stock held by non-affiliates as of June 1, 2001 : Not Determinable

         Shares outstanding of the registrant's common stock as of June 1, 2001:
1,121,000

         Transitional Small Business Disclosure Format:

                     Yes                        No   X
                         -----                      -----

                                     PART I

Item 1.  Description of Business.

         Solar Enterprises, Inc. (the "Company") was incorporated on March 12, 1996, under the laws of the State of Nevada to engage in any lawful corporate activity, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company has never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has begun the process of implementing the Company's principal business purpose described below under "Item 6 - General Business Plan" The proposed business activities described herein may classify the Company as a "blank check" company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present shareholders of the Company.

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

         Competition
         -----------

          Management expects that the Company will be an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial companies which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors.

         Patents and Proprietary Rights
         ------------------------------

         The Company has no patents, trademarks or copyrights or any other proprietary rights at the present time.

         Employees
         ---------

         As of June 1, 2001 the Company has no full-time or part-time employees. Its current officers and directors serve without compensation by the Company.

Item 2.   Properties.

          The Company has no properties and at this time has no agreements to acquire any properties. The Company has moved its principal office to and presently occupies space supplied by its president and a director located at 4291 Old Nine Foot Road, Winter Haven, Florida 33880. This space is provided to the Company on a rent-free basis, and it is anticipated that this arrangement will remain in effect until such time as the Company successfully consummates a merger or acquisition as to which no assurance can be given. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

Item 3.  Legal Proceedings.

         There is no litigation pending or threatened by or against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On or about January 12, 2000, holders of a majority of the issued and outstanding shares of the Company's Common Stock approved an increase in the Company's authorized Common Stock, 10,0000 shares of 'blank check" preferred stock and a 100 for 1 forward split of the issued and outstanding shares of Common Stock. On January 12, 2000, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 75,000,000 shares, provide for 10,000,000 shares of "blank check" preferred stock, and effect a 100 for 1 forward split of its issued and outstanding Common Stock. This was disclosed in the Company's Form 10-SB filed with the SEC on January 20, 2000 which became effective on March 20, 2000. The amendment to the Articles was delivered to the Nevada Secretary of State and the filing fees paid on or about January 14, 2000 but the Nevada Secretary of State failed to file the amendment. This was not discovered by the Company until June 1, 2000. Based upon information received from the Nevada Secretary of State on June 7, 2000, the amendment cannot be retroactively filed but was filed effective June 7, 2000. The Nevada Secretary of State has represented to the Company that it will deliver to the Company a letter confirming its error through no fault of the Company.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters.

         (a) There is no trading market for the Company's Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company may request that a broker-dealer make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board or published, in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheets." Management, however, has not yet determined when such application will be made. The Company's Common Stock is not quoted at the present time.

         (b)      Holders.

         There are 25 holders of record of the Company's Common Stock as of June 1, 2001.

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

         The Company has no full time or part-time employees. None of the officers and directors currently devotes or anticipates devoting more than ten (10%) percent of his time to Company activities. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

         General Business Plan
         ---------------------

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

         It is anticipated that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly reporting company. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

         The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company does not intend to acquire or merge with any company for which audited financial statements cannot be obtained at or within the required period of time after closing of the proposed transaction.

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

         Acquisition of Opportunities
         ----------------------------

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

         As previously stated, management does not intend to enter into a business combination with any entity which cannot provide audited financial statements at or within the required period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty to file audited financial statements as part of or within 60 days following the due date for filing a Current Report on Form 8-K which is required to be filed with the SEC within 15 days following the completion of the business combination. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be void at the discretion of present management.

 Item 7. Financial Statements.

         Audited consolidated balance sheets as of February 28, 2001 and 2000 and related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period from March 12, 1996 (inception) to February 28, 2001 are included after Item 13. herein.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Company was notified by letter from the estate of its certified public accountant, Barry L. Friedman, P.C., that Mr. Friedman was deceased. Since Mr. Friedman was the sole member of the Company's certified public accounting firm of Barry L. Friedman, P.C., the Company is obligated to change its certified public accounting firm. Further, because Mr. Friedman is deceased and there is no other person or successor who can provide the necessary letter to confirm the statements made in this report, no letter from Barry L. Friedman, P.C. is being filed as an exhibit to this report in accordance with Item 304(a) of Regulation S-B.

         The Company's Board of Directors has appointed Brian Donohue, P.C. as its new certified public accountant to audit the Company's financial statements for the fiscal year ended February 28, 2001. The decision to appoint a new certifying account is solely due to the death of Mr. Friedman. Management is unaware of any disagreements over accounting matters, financial disclosures or any other limitations on the scope or procedure of Barry L. Friedman, P.C. as its independent auditor in the course of performing professional services, of any adverse opinion or disclaimer of opinion, or of the modification of any of its reports as to audit scope or accounting principles. A Form 8-K was filed with the Commission on May 7, 2001 reporting the change in certifying accountant.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


(a)      Identification of Directors.

         The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Names, age, period served and positions held with the Company are as follows:

         Name                    Age           Position
         ----                    ---           --------
         Frank Dolney            45            President/Treasurer/Director

         Roman Fisher            56            Secretary/Director

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

Frank Dolney
------------

         Mr. Dolney has been a director of the Company since January 2001 and its president and treasurer since April 2001. Mr. Dolney is also the Secretary/Treasurer and a director since January 1999 of Floridino's International Holdings, Inc., a public reporting company. During the past 18 years, Mr. Dolney has worked as an investment executive in the areas of portfolio management, private placements and tax strategy. From 1996 to 1999, Mr. Dolney served as a private investment consultant for various entities throughout the United States. From November 1998 to December 2000, he was a trader for Generic Trading of Philadelphia, LLC. From 1995 to 2000, Mr. Dolney served as a private investment consultant for various entities throughout the United States. From March 1997 to November 1998, he was a consultant for Vistra Growth Partners. From August 1996 through March 1997, Mr. Dolney was an investment executive with Werbel Roth Securities and from October 1995 to August 1996 he was an investor relations consultant for John Weil and Co. From 1990 to 1995, Mr. Dolney worked with AT Broad & Company in New York as an investment executive identifying corporate finance and merger and acquisition candidates for top management. From 1979 to 1981, Mr. Dolney was Assistant Operations Manager with Merrill Lynch Pierce Fenner & Smith. Mr. Dolney graduated from Hofstra University in 1979 with a Bachelors of Business Administration in Finance and Economics.

Roman Fisher
------------

         Mr. Fisher has served as a director of the Company since January 2001 and its secretary since April 2001. Since January 2001, he has been Chief Information Officer for Metropolitan Health Networks, Inc. and a director of Floridino's International Holdings, Inc., a public reporting company, since July 2000. Mr. Fisher has gained his management experience as a founder and executive officer of several private and public companies over the past 20 years. He is Executive Vice-President of Bork Consulting Corporation, a private consulting company where he is currently coordinating the consolidation of technology driven companies through strategic planning and development. Mr. Fisher was President and a Director of Globatron Corporation., a publicly traded telecommunications company (formerly known as Win-Gate Equity Group, Inc.) from its inception in May 1996 until January 2000 and served on its Board of Directors until October 2000, and the

Board of Directors of Investors Street, a NASD member broker-dealer. From 1985 to 1998, he was an executive with Metropolitan Health Networks, a publicly traded company, where he was responsible for implementing database management, computer systems as well as the design and development of the corporate web site. He received a Masters of Science degree from Nova University in 1984 and his law degree from the University of Basel, Switzerland in 1972.

         To the best knowledge of management, during the past five years, no present or former director or executive officer of the Company:

         (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

         (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:

                  (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

         (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

         (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reverse d, suspended, or vacate;

         (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

         (b)  Directorships.

         The current directors hold directorships in Floridino's International Holdings, Inc., a public reporting company with a class of securities registered pursuant to Section 12 of the Exchange Act.

         (c)      Identification of Certain Significant Employees.

                  None

         (d)      Family Relationships.

                  None

         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         Directors, officers, and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Act of 1933, as amended, are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's common stock. The Initial Statements of Beneficial Ownership on Form 3 for Messrs. Dolney and Fisher were timely filed on January 29, 2001.

   Option Grants in 2000

         There were no options granted in the fiscal year ended February 28, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a)      Security Ownership of Certain Beneficial Owners.

         The following table sets forth, as of June 1, 2001 the ownership of Common Stock by those persons who beneficially own 5% or more of the outstanding shares of Common Stock:

Title             Name and Address of                Amount and Nature of                        Percent
of Class          Beneficial Owner                   Beneficial Ownership                        of Class(1)
--------          ----------------                   --------------------                        --------
Common            Hagit Bernstein (2)                         320,000                            28.6%
                  16133 Ventura Blvd.
                  Encino, California 91436

Common            Raphi Shram (3)                             320,000                            28.6%
                  41 Edmond Seager Drive
                  Thornhill, Ontario, Canada
                  L4JSB1

Common            Amnon Even (3)                              240,000                            21.4%
                  11270 Exposition Blvd.
                  Suite 64151
                  Los Angeles, California 90064


--------------------------------
(1) Percent of class is based on 1,121,000 shares of Common Stock outstanding as of June 1, 2001.
(2)   Ms. Bernstein resigned as an officer and director in April 2001.
(3) Messrs. Schram and Even resigned as officers and directors in January 2001.

         (b)      Security Ownership of Management.

         The following table sets forth, as of June 1, 2001 the beneficial Common Stock ownership of all directors, executive officers, and of all directors and officers as group:


Title             Name and Address of                Amount and Nature of                        Percent
of Class          Beneficial Owner                   Beneficial Ownership                        of Class (1)
--------          ----------------                   --------------------                        --------
Common            Frank Dolney (2)                            0                                  0%
                  4291 Old Nine Foot Road
                  Winter haven, Florida 33880


Common            Roman Fisher (2)                            0                                  0%
                  3100 N. Ocean Blvd., #809
                  Fort Lauderdale, Florida 33308

Common            All Officers and Directors as               0                                  0%
                  a Group (two (2) individuals)

------------------------------

(1) Percent of class is based on 1,121,000 shares of Common Stock outstanding as of June 1, 2001.
(2) Messrs. Dolney and Fisher were appointed directors upon the resignations of Messrs. Schram and Even in January 2001 and as officers upon the resignation of Ms. Bernstein in April 2001.


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

         Messrs. Dolney and Fisher, the officers and directors of the Company, have agreed to advance the necessary funds, without interest, for the Company to comply with the Exchange Act provided that they are officers and directors of the Company when the obligation is incurred. All advances will be interest-free.

Item 13.          Exhibits.

         (a)      The following exhibits are filed as a part of this Report:

                  3 Articles of Incorporation dated March 12, 1996, filed as an exhibit and incorporated by reference, to the Company's Form 10-SB filed on January 20, 2000.

                  3.1 Certificate of Amendment to the Articles of Incorporation dated January 12, 2000, filed as an exhibit and incorporated by reference, to the Company's Form 10- SB filed on January 20, 2000.

                  3.2 Bylaws of the Company, filed as an exhibit and incorporated by reference, to the Company's Form 10-SB filed on January 20, 2000.

                  12 Lock-up Agreements of Hagit Bernstein, Raphi Shram and Amnon Even, filed as exhibits and incorporated by reference, to the Company's Form 10-SB filed on January 20, 2000.


         (b)      Reports on Form 8-K
                  -------------------

         A report on Form 8-K was filed on May 7, 2001 and is incorporated herein by this reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOLAR ENTERPRISES, INC.

Date:  June 7, 2001                     By: /s/ Frank Dolney
                                           -------------------------------------
                                                Frank Dolney
                                                President and Principal
                                                Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Frank Dolney                                              June 7, 2001
----------------                                              ------------
Frank Dolney                                                      Date
Director

/s/ Roman Fisher                                              June 7, 2001
----------------                                              ------------
Roman Fisher                                                      Date
Secretary & Director

DONAHUE ASSOCIATES, L.L.P.
27 Beach Road, Monmouth Beach, NJ 07750
Phone/fax: 732-229-7723


                           Independent Auditor's Report

To the Shareholders,
Solar Enterprises, Inc.


We have audited the accompanying balance sheet of Solar Enterprises, Inc. as of February 28, 2001 and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Solar Enterprises, Inc. for the years ended February 29, 2000, February 28, 1999, and February 28, 1998, were audited by other auditors whose report, dated May 30, 2000, expressed an unqualified opinion on those financial statements and is included herein.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Enterprises, Inc. as of February 28, 2001 and the results of operations, changes in shareholders' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles consistently applied.

As further discussed in Note 6 of the financial statements, the Company has been in the development stage since its inception on March 12, 1996. Realization of assets and satisfaction of liabilities is dependent upon the Company's ability to achieve profitability. These factors raise substantial doubt as to the Company's ability to continue as a going concern.



Donahue Associates L.L.P.
Monmouth Beach, NJ.
May 31, 2001

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                              As of the Years Ended

                                                                                                                  Unaudited
                                                          28-Feb-01     29-Feb-00     28-Feb-99     28-Feb-98     28-Feb-97
ASSETS

  Current assets:
     Cash                                                  $     0       $     0       $     0       $     0       $     0
                                                           -------       -------       -------       -------       -------
         Total Current Assets                                    0             0             0             0             0
                                                           -------       -------       -------       -------       -------
         Total Assets                                      $     0       $     0       $     0       $     0       $     0
                                                           =======       =======       =======       =======       =======


LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                      $ 2,413       $     0       $     0       $     0       $     0
     Advance payable to officer                              1,000         1,000             0             0             0
                                                           -------       -------       -------       -------       -------
         Total Current Liabilities                           3,413         1,000             0             0             0


  Shareholders' Equity:
     Common stock, stated value $0.001; authorized
       75,000,000 shares, issued and outstanding
       1,121,000 shares at February 28th                     1,121         1,121         1,121         1,121         1,121
     Accumulated deficit during the development stage       (4,534)       (2,121)       (1,121)       (1,121)       (1,121)
                                                           -------       -------       -------       -------       -------
             Total shareholders deficit                     (3,413)       (1,000)            0             0             0
                                                           -------       -------       -------       -------       -------
         Total Liabilities & Shareholders' Equity          $     0       $     0       $     0       $     0       $     0
                                                           =======       =======       =======       =======       =======







Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                             Statement of Operations
                               For the Years Ended

                                                                                                               Unaudited
                                           28-Feb-01         29-Feb-00         28-Feb-99        28-Feb-98       28-Feb-97
Sales revenues                            $         0       $         0       $         0      $         0      $         0
                                          -----------       -----------       -----------      -----------      -----------

Total revenues                                      0                 0                 0                0                0

Less administrative expenses                    2,413             1,000                 0                0            1,121
                                          -----------       -----------       -----------      -----------      -----------

Net loss before income tax provision           (2,413)           (1,000)                0                0           (1,121)

Provision for income tax                            0                 0                 0                0                0
                                          -----------       -----------       -----------      -----------      -----------


Net Loss                                  $    (2,413)      $    (1,000)      $         0      $         0      $    (1,121)
                                          ===========       ===========       ===========      ===========      ===========


Earnings per common share:
Basic and fully diluted                   $     (0.00)      $     (0.00)      $      0.00      $      0.00      $     (0.00)

Weighted average of common shares:
Basic and fully diluted                     1,121,000         1,121,000         1,121,000        1,121,000        1,056,504









Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                             Statement of Cash Flows
                               For the Years Ended

                                                                                                                 Unaudited
                                                       28-Feb-01     29-Feb-00      28-Feb-99     28-Feb-98      28-Feb-97
Operating Activities:
  Net income (loss)                                     $(2,413)      $(1,000)      $     0      $     0      $(1,121)

Changes in other operating assets and liabilities:
    Accounts payable                                      2,413             0             0            0            0
                                                        -------       -------       -------      -------      -------

Net cash used by operations                                   0        (1,000)            0            0       (1,121)

Financing Activities:
     Issuance of common stock                                 0             0             0            0        1,121
     Advance from officer                                     0         1,000             0            0            0
                                                        -------       -------       -------      -------      -------

Net cash provided by financing activities                     0         1,000             0            0        1,121
                                                        -------       -------       -------      -------      -------

Net decrease in cash during fiscal year                       0             0             0            0            0

Cash balance at beginning of fiscal year                      0             0             0            0            0
                                                        -------       -------       -------      -------      -------

Cash balance at end of fiscal year                      $     0       $     0       $     0      $     0      $     0
                                                        =======       =======       =======      =======      =======


Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year               $     0       $     0       $     0      $     0      $     0
     Income taxes paid during the fiscal year           $     0       $     0       $     0      $     0      $     0










Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                  Statement of Changes in Shareholders' Equity
                      From Inception to February 28, 2001

                                                                                Accumulated
                                                                                 Deficit
                                                                                 During
                                             Common           Stated          Development
                                             Shares            Value             Stage           Total
Balance at inception, March 12, 1996                0       $        0       $        0       $        0

Issuance of common stock                    1,121,000            1,121                             1,121

Net income (loss) for the fiscal year                                            (1,121)          (1,121)
                                           ----------       ----------       ----------       ----------

Balance at February 28, 1997                1,121,000            1,121           (1,121)               0

Net income (loss) for the fiscal year                                                 0                0
                                           ----------       ----------       ----------       ----------

Balance at February 28, 1998                1,121,000            1,121           (1,121)               0

Net income (loss) for the fiscal year                                                 0                0
                                           ----------       ----------       ----------       ----------

Balance at February 28, 1999                1,121,000            1,121           (1,121)               0

Net income (loss) for the fiscal year                                            (1,000)          (1,000)
                                           ----------       ----------       ----------       ----------

Balance at February 29, 2000                1,121,000            1,121           (2,121)          (1,000)

Net income (loss) for the fiscal year                                            (2,413)          (2,413)
                                           ----------       ----------       ----------       ----------

Balance at February 28, 2001                1,121,000       $    1,121       ($   4,534)      ($   3,413)
                                           ==========       ==========       ==========       ==========






Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                        Notes to the Financial Statements


Note 1- Organization and Summary of Significant Accounting Policies

Solar Enterprises, Inc., (the Company), was organized in the state of Nevada in March 1996. The Company has had no business operations to date.

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Development Stage Company- The Company has no revenues since its inception and its activities have been limited to a developmental nature. The Company has therefore treated its activities as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and reporting by Development Stage Enterprises. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Shareholders' Equity section of the balance sheet. The financial statements present each fiscal year of operations since the Company's inception.

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Recent Pronouncements- In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivative assets and liabilities in the statement of financial position and measurement of these instruments at fair value. The statement is effective for the Company in the year ended February 28, 2001. Management believes that the adoption of SFAS No. 133 will not have a material impact on the financial position of the Company or its results of operations and changes in cash flows.

Note 3- Net Loss Per Share

The Company applies SFAS No. 128, Earnings Per Share, to calculate net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based upon the weighted average of common shares outstanding during the fiscal year. The Company has no financial instruments outstanding that are convertible into common stock at February 28, 2001.

Note 4- Commitments and Contingencies

The Company is not committed to any non-cancelable operating leases at February 28, 2001.

Note 5- Litigation

The Company has no legal proceedings against it nor is aware of any pending, threatened or contemplated, or unsatisfied judgements against it.

Note 6- Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the twelve months ended February 28, 2001 and in the prior several fiscal years, the Company has had no business operations. The Company has incurred net losses of $4,534 from inception through February 28, 2001.

Management's plans with regard to this matter is as follows:

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

Note 7- Provision for Income Taxes


Provision for income taxes is comprised of the following for the years ended:

                                                                                                                       Unaudited
                                                          28-Feb-01      29-Feb-00       28-Feb-99      28-Feb-98      28-Feb-97
Net income (loss) before provision for income taxes        $(2,413)       $(1,000)       $     0        $     0        $(1,121)
                                                           =======        =======        =======        =======        =======

Current tax expense:

Federal                                                    $     0        $     0        $     0        $     0        $     0
State                                                            0              0              0              0              0
                                                           -------        -------        -------        -------        -------

Total                                                      $     0        $     0        $     0        $     0        $     0

Less deferred tax benefit:

Federal loss carry-forward                                    (751)          (220)          (247)          (247)          (247)
State loss tax carry-forward                                     0              0              0              0              0
Allowance for recoverability                                   751            220            247            247            247
                                                           -------        -------        -------        -------        -------

Provision for income taxes                                 $     0        $     0        $     0        $     0        $     0
                                                           =======        =======        =======        =======        =======


A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


Statutory U.S. federal rate                                     22%            22%            22%            22%            22%
Statutory state and local income tax                             0%             0%             0%             0%             0%
Less allowance for tax recoverability                          -22%           -22%           -22%           -22%           -22%
                                                           -------        -------        -------        -------        -------

Effective rate                                                   0%             0%             0%             0%             0%
                                                           =======        =======        =======        =======        =======


Deferred income taxes are comprised of the following:


Federal loss carry-forward                                 $   751        $   220        $   247        $   247        $   247
State loss tax carry-forward                                     0              0              0              0              0
Allowance for recoverability                                  (751)          (220)          (247)          (247)          (247)
                                                           -------        -------        -------        -------        -------

Deferred tax benefit                                       $     0        $     0        $     0        $     0        $     0
                                                           =======        =======        =======        =======        =======

The state of Nevada has no income tax. In addition, the deferred tax benefit arising from loss carry-forwards will expire in fiscal year 2020. The deferred tax benefit to be realized may be limited as per current IRS statutes.

Note 8- Related Party Transaction

During fiscal year 2000, the then president and majority shareholder advanced the Company $1,000 to pay for administrative costs at no stated interest.

Note 9- Concentration of Credit Risk

The president and majority shareholder provides various administrative services on behalf of the Company in addition to committing to provide necessary funds to the Company to pay for administrative services. A withdrawal of support from the majority shareholder could have a substantial adverse impact on the financial condition of the Company and its ability to operate as a going concern.

Note 10- Common Stock Split

In January 2000, the Company effected a 100 for 1 forward split of the issued and outstanding shares of common stock. As a result, the issued and outstanding shares increased to 1,121,000 with a stated value of $0.001 per share. Per share amounts in the statement of operations have been retroactively adjusted for the affects of the forward split for comparative purposes.

Note 11- Subsequent Event

In April 2001, the Company's sole officer, who was also a director, resigned and her officer positions were filled by the two remaining directors of the Company.