Form 10QSB
period 2001-05-31
SOLAR ENTERPRISES INC
filed 2001-07-23
CIK 1103589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended      May 31, 2001
                                                       ------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from              to
                                          -------------    ------------

Commission File No. 0-29035

                             SOLAR ENTERPRISES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                         88-0354942
-------------------------------              -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

4291 Old Nine Foot Road, Winter Haven, FL                              33880
-------------------------------------------                        -------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code  (863) 295-5320
                                                --------------

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

         1,121,000 shares of common stock outstanding as of July 1, 2001

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                            As of the Date Indicated



                                                              Unaudited                                                   Unaudited
                                                              31-May-01   28-Feb-01   29-Feb-00   28-Feb-99   28-Feb-98   28-Feb-97
                                                               --------    --------    --------    --------    --------    --------
ASSETS
  Current assets:
     Cash                                                      $      0    $      0    $      0    $      0    $      0    $      0
                                                               --------    --------    --------    --------    --------    --------

         Total Current Assets                                         0           0           0           0           0           0
                                                               --------    --------    --------    --------    --------    --------

         Total Assets                                          $      0    $      0    $      0    $      0    $      0    $      0
                                                               ========    ========    ========    ========    ========    ========


LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                          $ 17,413    $  2,413    $      0    $      0    $      0    $      0
     Advance payable to officer                                   1,000       1,000       1,000           0           0           0
                                                               --------    --------    --------    --------    --------    --------

         Total Current Liabilities                               18,413       3,413       1,000           0           0           0


  Shareholders' Equity:
     Common stock, stated value $0.001;
     authorized 75,000,000 shares, 1,121,000
     issued and outstanding                                       1,121       1,121       1,121       1,121       1,121       1,121
     Accumulated deficit during the development stage           (19,534)     (4,534)     (2,121)     (1,121)     (1,121)     (1,121)
                                                               --------    --------    --------    --------    --------    --------

             Total shareholders deficit                         (18,413)     (3,413)     (1,000)          0           0           0
                                                               --------    --------    --------    --------    --------    --------

         Total Liabilities & Shareholders' Equity              $      0    $      0    $      0    $      0    $      0    $      0
                                                               ========    ========    ========    ========    ========    ========




Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                             Statement of Operations
                      As of the Three Months & Years Ending



                                           Unaudited
                                           Three mos.                                                                   Unaudited
                                           31-May-01       28-Feb-01       29-Feb-00       28-Feb-99      28-Feb-98     28-Feb-97
                                          -----------     -----------     -----------     -----------    -----------    -----------
Sales revenues                            $         0     $         0     $         0     $         0    $         0    $         0
                                          -----------     -----------     -----------     -----------    -----------    -----------

Total revenues                                      0               0               0               0              0              0

Less administrative expenses                   15,000           2,413           1,000               0              0          1,121
                                          -----------     -----------     -----------     -----------    -----------    -----------

Net loss before tax provision                 (15,000)         (2,413)         (1,000)              0              0         (1,121)

Provision for income tax                            0               0               0               0              0              0
                                          -----------     -----------     -----------     -----------    -----------    -----------


Net Loss                                  $   (15,000)    $    (2,413)    $    (1,000)    $         0    $         0    $    (1,121)
                                          ===========     ===========     ===========     ===========    ===========    ===========


Earnings per common share:
Basic and fully diluted                   $     (0.01)    $     (0.00)    $     (0.00)    $      0.00    $      0.00    $     (0.00)

Weighted average:
Basic and fully diluted                     1,121,000       1,121,000       1,121,000       1,121,000      1,121,000      1,056,504



Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                             Statement of Cash Flows
                      As of the Three Months & Years Ending


                                                           Unaudited
                                                           Three mos.                                                     Unaudited
                                                           31-May-01     28-Feb-01    29-Feb-00   28-Feb-99    28-Feb-98  28-Feb-97
                                                           ---------     ---------    ---------   ---------    ---------  ---------
Operating Activities:
  Net income (loss)                                         ($15,000)    ($ 2,413)    ($ 1,000)    $      0    $      0    ($ 1,121)

Changes in other operating assets
  and liabilities:
    Accounts payable                                          15,000        2,413            0            0           0           0
                                                            --------     --------     --------     --------    --------    --------

Net cash used by operations                                        0            0       (1,000)           0           0      (1,121)

Financing Activities:
     Issuance of common stock                                      0            0            0            0           0       1,121
     Advance from officer                                          0            0        1,000            0           0           0
                                                            --------     --------     --------     --------    --------    --------

Net cash provided by financing activities                          0            0        1,000            0       1,121       1,121
                                                            --------     --------     --------     --------    --------    --------

  Net decrease in cash during fiscal year                          0            0            0            0           0           0

  Cash balance at beginning of fiscal year                         0            0            0            0           0           0
                                                            --------     --------     --------     --------    --------    --------

 Cash balance at end of fiscal year                         $      0     $      0     $      0     $      0    $      0           0
                                                            ========     ========     ========     ========    ========    ========



Supplemental disclosures of cash flow information:
  Interest paid during the period                           $      0     $      0     $      0     $      0    $      0    $      0

    Income taxes paid during the period                     $      0     $      0     $      0     $      0    $      0    $      0



Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                  Statement of Changes in Shareholders' Equity
                         From Inception to May 31, 2001

                                                                                                         Accumulated
                                                                                                        Deficit During
                                                                               Common        Stated       Development
                                                                               Shares         Value          Stage            Total
                                                                              ---------     ---------    -------------    ---------
Balance at inception, March 12, 1996                                                  0     $       0      $       0      $       0

Issuance of common stock                                                      1,121,000         1,121             --          1,121

Net income (loss) for the fiscal year                                                --            --         (1,121)        (1,121)
                                                                              ---------     ---------      ---------      ---------
              Balance at February 28, 1997 (unaudited)                        1,121,000         1,121         (1,121)             0

Net income (loss) for the fiscal year                                                --            --              0              0
                                                                              ---------     ---------      ---------      ---------

Balance at February 28, 1998                                                  1,121,000         1,121         (1,121)             0

Net income (loss) for the fiscal year                                                --            --              0              0
                                                                              ---------     ---------      ---------      ---------

Balance at February 28, 1999                                                  1,121,000         1,121         (1,121)             0

Net income (loss) for the fiscal year                                                --            --         (1,000)        (1,000)
                                                                              ---------     ---------      ---------      ---------

Balance at February 29, 2000                                                  1,121,000         1,121         (2,121)        (1,000)

Net income (loss) for the fiscal year                                                --            --         (2,413)        (2,413)
                                                                              ---------     ---------      ---------      ---------

Balance at February 28, 2001                                                  1,121,000         1,121         (4,534)        (3,413)

Net income (loss) for the three months                                               --            --        (15,000)       (15,000)
                                                                              ---------     ---------      ---------      ---------

Balance at May 31, 2001 (Unaudited)                                           1,121,000     $   1,121      ($ 19,534)     ($ 18,413)
                                                                              =========     =========      =========      =========


Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


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

Development Stage Company- The Company has no revenues since its inception and its activities have been limited to a developmental nature. The Company has therefore treated its activities as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and reporting by Development Stage Enterprises. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Shareholders' Equity section of the balance sheet. The annual financial statements are presented each fiscal year and for the three months ended May 31, 2001 since the Company's inception for comparative purposes.

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

Note 2- Net Loss Per Share

The Company applies SFAS No. 128, Earnings Per Share, to calculate net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based upon the weighted average of common shares outstanding during the fiscal year and the three months ended May 31, 2001. The Company has no financial instruments outstanding that are convertible into common stock at May 31, 2001.

Note 3- Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the twelve months ending February 28, 2001 and in the prior several fiscal years, the Company has had no business operations. The Company has incurred net losses of $21,534 from inception through May 31, 2001 and the Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

Plan of Operation
-----------------

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

         The Registrant has no full time or part-time employees. In May 2001, Hagit Bernstein resigned as president and secretary of the Registrant. Frank Dolney, a director, was appointed president and treasurer, and Roman Fisher, a director, was appointed secretary. Neither of the officers and directors currently devote or anticipate devoting more than ten (10%) percent of their time to the Registrant's activities. They have, however, agreed to allocate a portion of their time to the activities of the Registrant, without compensation. The Board may determine that it is in the best interests of the Registrant to possibly appoint officers who will be able to devote more time to the affairs of the Registrant as potential opportunities for mergers or acquisitions occur, as to which no assurances can be given. Presently, because of the minimal time spent per month on the business affairs of the Registrant by the officers, conflicts of interest may arise with respect to the limited time commitment by such officers.

         As noted by the Registrant's independent auditors in the report dated May 31, 2001, there is a concern as to the ability of the Registrant to continue to operate as a going concern since the Registrant has no revenues. The Registrant has no full time or part time employees and Registrant's's officers and directors have agreed to allocate a portion of their time for no compensation. Therefore, the expenses of the Registrant are generally confined to annual filing fees and the associated legal and accounting fees for filing reports under the Securities Exchange Act of 1934. The sources of funds for these expenses continues to be non-interest bearing advances from the officers and directors. In the event that this support is withdrawn, the ability of the Registrant to continue to operate as a going concern or to implement its plans for future acquisitions and/or mergers would be severely limited, if not impossible.

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

Forward-Looking Information
---------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Registrant in its disclosures to the public. There is certain information contained herein, in the Registrant's press releases and in oral statements made by authorized officers of the Registrant which are forward-looking statements, as defined by such Act. When used herein, in the Registrant's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-lookingstatements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.



                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


(a)      The following exhibits are included in this filing:

         None

(b)      Reports on Form 8-K:

         A Form 8-K was filed with the Commission on May 7, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              SOLAR ENTERPRISES, INC.

Dated:   July 20, 2001                        By: /s/ Frank Dolney
                                                  ---------------------------
                                                      Frank Dolney, President