Form 10QSB
period 2001-08-31
SOLAR ENTERPRISES INC
filed 2001-10-22
CIK 1103589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended              August 31, 2001
                                                         ---------------

                                       OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

          For the transition period from                               to

Commission File No. 0-29035

                             SOLAR ENTERPRISES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                    88-0354942
----------------------------------------------     -----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                    Number)

4291 Old Nine Foot Road, Winter Haven, FL                      33880
-------------------------------------------                -------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code  (863) 295-5320
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

         1,121,000 shares of common stock outstanding as of October 1, 2001

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
                            As of the Date Indicated

                                               Unaudited                                                           Unaudited
                                               31-Aug-01     28-Feb-01    29-Feb-00     29-Feb-99    28-Feb-98     28-Feb-97
                                               ---------     ---------    ---------     ---------    ---------     ---------

ASSETS
Current assets:
Cash                                           $  1,006      $      0      $      0      $      0      $      0      $      0

     Total Current Assets                         1,006             0             0             0             0             0

      Total Assets                             $  1,006      $      0      $      0      $      0      $      0      $      0

                                               ==============================================================================

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $  7,364      $  2,413      $      0      $      0      $      0      $      0

   Advance Payable to officer                    16,000         1,000         1,000             0             0             0

   --------------------------------------------------------------------------------------------------------------------------

 Total Current Liabilities                       23,364         3,413         1,000             0             0             0



Shareholders' Equity:
  Common stock, stated value $0.001
  authorized 75,000 ,000 shares, 1,121,000
  issued and outstanding                          1,121         1,121         1,121         1,121         1,121         1,121


Accumulated deficit during the development
stage                                           (23,479)       (4,534)       (2,121)       (1,121)       (1,121)       (1,121)

Total shareholders deficit                      (22,358)       (3,413)       (1,000)            0             0             0


   --------------------------------------------------------------------------------------------------------------------------

Total Liabilities & Shareholders' Equity       $  1,006      $      0      $      0      $      0      $      0      $      0
                                               ========      ========      ========      ========      ========      ========


Please see the accompanying notes to the financial statements

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                             Statement of Operations
                    For the Six Months Ended August 31, 2001
                 and for the Fiscal Years Ended Since Inception

                                         Unaudited
                                         Six mos.                                                              Unaudited
                                         31-Aug-01       28-Feb-01     28-Feb-00    28-Feb-99     28-Feb-98    28-Feb-97
                                        ----------       ---------     ---------    ----------    ---------   -----------
Sales revenues                          $        0      $        0    $        0   $        0    $        0   $        0
                                        ---------------------------------------------------------------------------------

Total revenues                                   0               0             0            0             0            0

Less administrative expenses                18,945           2,413         1,000            0             0        1,121
                                        ---------------------------------------------------------------------------------


Net loss before tax provision              (18,945)         (2,413)       (1,000)           0             0       (1,121)

Provision for income tax                         0               0             0            0             0            0
                                        ----------      ----------     ---------   ----------    ----------   ----------

Net Loss                                  ($18,945)        ($2,413)      ($1,000)  $        0    $        0      ($1,121)
                                        ==========      ==========     =========   ==========    ==========   ==========

Earning per common share:
Basic and fully diluted                     ($0.02)         ($0.00)       ($0.00)      ($0.00)       ($0.00)      ($0.00)


Weighted average:
Basic and fully diluted                  1,121,000       1,121,000     1,121,000    1,121,000     1,121,000    1,056,504

------------------------------------------------------------------------------------------------------------------------

Please see the accompanying notes to the financial statements.

                                              Solar Enterprises, Inc.
                                           (a Development Stage Company)
                                              Statement of Cash Flows
                                     For the Six Months Ended August 31, 2001
                                  and for the Fiscal Years Ended Since Inception

                                            Unaudited
                                             Six mos.                                                            Unaudited
                                            31-Aug-01      28-Feb-01     29-Feb-00    28-Feb-99     28-Feb-98    28-Feb-97
                                             --------      ---------     ---------    ---------     ---------    ---------
Operating Activities:
 Net income (loss)                           ($18,945)     ($ 2,413)     ($ 1,000)     $      0     $      0     ($ 1,121)

Changes in other operating assets and
 liabilities:
     Account payable                            4,951         2,413             0             0            0            0

                                             --------      --------       -------      --------      -------      -------

Net cash used by operations                   (13,994)            0        (1,000)            0            0       (1,121)

Financing Activities:
   Issuance of common stock                         0             0             0             0            0        1,121
    Advance from officer                       15,000             0         1,000             0            0            0

                                             --------      --------       -------      --------      -------      -------

Net cash provided by financing activities      15,000             0         1,000             0            0        1,121

                                             --------      --------       -------      --------      -------      -------

Net decrease in cash during fiscal year         1,006             0             0             0            0            0

Cash balance at beginning of fiscal year            0             0             0             0            0

                                             --------      --------      --------      --------     --------     --------

Cash balance at end of fiscal year           $  1,006      $      0      $      0      $      0     $      0     $      0

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

                                              Solar Enterprises, Inc.
                                           (a Development Stage Company)
                                   Statement of Changes in Shareholders' Equity
                                         From Inception to August 31, 2001

                                      Common Shares      Stated Value        Accumulated Deficit        Total
                                                                             During Development
                                                                             Stage
Balance at inception, March 12, 1996                  0      $        0      $        0            $        0

Issuance of common stock                      1,121,000           1,121                                 1,121

Net income (loss) for the fiscal year                                            (1,121)               (1,121)
                                             ----------      ----------      ----------            ----------
Balance at February 28, 1997 (unaudited)       1,121,00           1,121          (1,121)                    0

Net income (loss) for the fiscal year                                                 0                     0
                                             ----------      ----------      ----------            ----------
Balance at February 28, 1999                  1,121,000           1,121          (1,121)                    0

Net income (loss) for the fiscal year                                                 0                     0
                                             ----------      ----------      ----------            ----------
Balance at February 28, 1999                  1,121,000           1,121          (1,121)                    0

Net income (loss) for the fiscal year                                            (1,000)               (1,000)
                                             ----------      ----------      ----------            ----------
Balance at February 29, 2000                  1,121,000           1,121          (2,121)               (1,000)

Net income (loss) for the fiscal year                                            (2,413)               (2,413)
                                             ----------      ----------      ----------            ----------
Balance at February 28, 2001                  1,121,000           1,121          (4,534)               (3,413)

Net income (loss) for the three months                                          (18,945)              (18,945)
                                             ----------      ----------      ----------            ----------

Balance at August 31, 2001 (Unaudited)       $1,121,000      $   1,121         ($23,479)             ($22,358)
                                             ==========      =========       ==========            ----------

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

Development Stage Company- The Company has no revenues since its inception and its activities have been limited to a developmental nature. The Company has therefore treated its activities as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Shareholders' Equity section of the balance sheet. The annual financial statements are presented each fiscal year and for the six months ended August 31, 2001 since the Company's inception for comparative purposes.

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


Note 2- Net Loss Per Share

The Company applies SFAS No. 128, Earnings Per Share, to calculate net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based upon the weighted average of common shares outstanding during the fiscal year and the six months ended August 31,

2001. The Company has no financial instruments outstanding that are convertible into common stock at August 31, 2001.


Note 3- Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the twelve months ended February 28, 2001 and in the prior several fiscal years, the Company has had no business operations. The Company has incurred net losses of $23,479 from inception through August 31, 2001 and the Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern.

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

         The Registrant has no full time or part-time employees. In May 2001, Hagit Bernstein resigned as president and secretary of the Registrant. Frank Dolney, a director, was appointed president and treasurer, and Roman Fisher, a director, was appointed secretary. Neither of the officers and directors currently devote or anticipate devoting more than ten (10%) percent of their time to the Registrant activities. They have, however, agreed to allocate a portion of their time to the activities of the Registrant, without compensation. The Board may determine that it is in the best interests of the Registrant to possibly appoint officers who will be able to devote more time to the affairs of the Registrant as potential opportunities for mergers or acquisitions occur, as to which no assurances can be given. Presently, because of the minimal time spent per month to the business affairs of the Registrant by the officers, conflicts of interest may arise with respect to the limited time commitment by such officers.

         As noted by the Registrant's independent auditors in the Notes to the Financial Statements dated August 31, 2001, there is a concern as to the ability of the Registrant to continue to operate as a going concern since the Registrant has no revenues. The Registrant has no full time or part time employees and Registrant's's officers and directors have agreed to allocate a portion of their time for no compensation. Therefore, the expenses of the Registrant are generally confined to annual filing fees and the associated legal and accounting fees for filing reports under the Securities Exchange Act of 1934. The sources of funds for these expenses continues to be non-interest bearing advances from the officers and directors. In the event that this support is withdrawn, the ability of the Registrant to continue to operate as a going concern or to implement its plans for future acquisitions and/or mergers would be severely limited, if not impossible.


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



                                                 SOLAR ENTERPRISES, INC.

Dated :   October 19, 2001                       By: /s/ Frank Dolney
                                                     ---------------------------
                                                    Frank Dolney, President