Form 10QSB
period 2001-11-30
SOLAR ENTERPRISES INC
filed 2002-01-11
CIK 1103589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2001
                                               -----------------

                                                        OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from        to

Commission File No. 0-29035

                             SOLAR ENTERPRISES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                         88-0354942
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

4291 Old Nine Foot Road, Winter Haven, FL                             33880
-------------------------------------------                       -------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code  (863) 295-5320
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

      1,121,000 shares of common stock outstanding as of November 30, 2001

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
                            As of the Date Indicated


                                              Unaudited                                                                  Unaudited
                                              30-Nov-01      28-Feb-01      29-Feb-00      29-Feb-99      28-Feb-98      28-Feb-97
                                             -----------    -----------    -----------    -----------    -----------    -----------
ASSETS
Current assets:
Cash                                         $     1,445    $         0    $         0    $         0    $         0    $         0
     Total Current Assets                          1,445              0              0              0              0              0
      Total Assets                           $     1,445    $         0    $         0    $         0    $         0    $         0
                                             ===========    ===========    ===========    ===========    ===========    ===========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                          $     1,350    $     2,413    $         0    $         0    $         0    $         0
   Advance Payable to officer                     21,000          1,000          1,000              0              0              0
                                             -----------    -----------    -----------    -----------    -----------    -----------
 Total Current Liabilities                        22,350          3,413          1,000              0              0              0


Shareholders' Equity:
  Common stock, stated value $0.001
  authorized 75,000 ,000 shares, 1,121,000
  issued and outstanding                           1,121          1,121          1,121          1,121          1,121          1,121


Accumulated deficit during the development
stage                                            (22,026)        (4,534)        (2,121)        (1,121)        (1,121)        (1,121)

Total shareholders deficit                       (20,905)        (3,413)        (1,000)             0              0              0
                                             -----------    -----------    -----------    -----------    -----------    -----------
Total Liabilities & Shareholders'
Equity                                       $     1,445    $         0    $         0    $         0    $         0    $         0
                                             ===========    ===========    ===========    ===========    ===========    ===========


Please see the accompanying notes to the financial statements

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                             Statement of Operations
                   For the Nine Months Ended November 30, 2001
                 and for the Fiscal Years Ended Since Inception


                                              Unaudited
                                              Nine mos.                                                                 Unaudited
                                              30-Nov-01      28-Feb-01      28-Feb-00      28-Feb-99      28-Feb-98      28-Feb-97
                                             -----------    -----------    -----------    -----------    -----------    -----------
Sales revenues                               $         0    $         0    $         0    $         0    $         0    $         0
                                             -----------    -----------    -----------    -----------    -----------    -----------
Total revenues                                         0              0              0              0              0              0

Less administrative expenses                      17,492          2,413          1,000              0              0          1,121

                                             -----------    -----------    -----------    -----------    -----------    -----------

Net loss before tax provision                    (17,492)        (2,413)        (1,000)             0              0         (1,121)


Provision for income tax                               0              0              0              0              0              0
                                             -----------    -----------    -----------    -----------    -----------    -----------

Net Loss                                     ($   17,492)   ($    2,413)   ($    1,000)   $         0    $         0    ($    1,121)
                                             ===========    ===========    ===========    ===========    ===========    ===========

Earning per common share:
Basic and fully diluted                      ($     0.02)   ($     0.00)   ($     0.00)   ($     0.00)   ($     0.00)   ($     0.00)

Weighted average:
Basic and fully diluted                        1,121,000      1,121,000      1,121,000      1,121,000      1,121,000      1,056,504
                                             -----------    -----------    -----------    -----------    -----------    -----------



Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                             Statement of Cash Flows
                   For the Nine Months Ended November 30, 2001
                 and for the Fiscal Years Ended Since Inception

                                                       Unaudited
                                                       Nine mos.                                                           Unaudited
                                                       30-Nov-01    28-Feb-01     29-Feb-00     28-Feb-99    28-Feb-98     28-Feb-97
                                                       --------      --------      --------      --------     --------     --------
Operating Activities:
 Net income (loss)                                     ($17,492)     ($ 2,413)     ($ 1,000)     $      0     $      0     ($ 1,121)

Changes in other operating assets
 and liabilities:
     Account payable                                     (1,063)        2,413             0             0            0            0
                                                       --------      --------      --------      --------     --------     --------

Net cash used by operations                             (18,555)            0        (1,000)            0            0       (1,121)

Financing Activities:
   Issuance of common stock                                   0             0             0             0            0        1,121

    Advance from officer                                 20,000             0         1,000             0            0            0
                                                       --------      --------      --------      --------     --------     --------

Net cash provided by financing activities                20,000             0         1,000             0            0        1,121
                                                       --------      --------      --------      --------     --------     --------

Net decrease in cash during fiscal year                   1,445             0             0             0            0            0


Cash balance at beginning of fiscal year                      0             0             0             0            0            0
                                                       --------      --------      --------      --------     --------     --------

Cash balance at end of fiscal year                     $  1,445      $      0      $      0      $      0     $      0     $      0
                                                       ========      ========      ========      ========     ========     ========


Supplemental disclosures of cash flow information:

   Interest paid during the period                     $      0      $      0      $      0      $      0     $      0     $      0


   Income taxes paid during the period                 $      0      $      0      $      0      $      0     $      0     $      0



Please see the accompanying notes to the financial statements.

                             Solar Enterprises, Inc.
                          (a Development Stage Company)
                  Statement of Changes in Shareholders' Equity
                       From Inception to November 30, 2001


                                                                                       Accumulated Deficit
                                                  Common Shares     Stated Value     During Development Stage    Total
                                                  -------------     ------------     ------------------------  ----------

Balance at inception, March 12, 1996                        0        $        0             $        0         $        0

Issuance of common stock                            1,121,000             1,121                     --              1,121

Net income (loss) for the fiscal year                      --                --                 (1,121)            (1,121)
                                                   ----------        ----------             ----------         ----------
Balance at February 28, 1997 (unaudited              1,121,00             1,121                 (1,121)                 0

Net income (loss) for the fiscal year                      --                --                      0                  0
                                                   ----------        ----------             ----------         ----------
Balance at February 28, 1999                        1,121,000             1,121                 (1,121)                 0

Net income (loss) for the fiscal year                      --                --                      0                  0
                                                   ----------        ----------             ----------         ----------
Balance at February 28, 1999                        1,121,000             1,121                 (1,121)                 0

Net income (loss) for the fiscal year                      --                --                 (1,000)            (1,000)
                                                   ----------        ----------             ----------         ----------
Balance at February 29, 2000                        1,121,000             1,121                 (2,121)            (1,000)

Net income (loss) for the fiscal year                      --                --                 (2,413)            (2,413)
                                                   ----------        ----------             ----------         ----------
Balance at February 28, 2001                        1,121,000             1,121                 (4,534)            (3,413)

Net income (loss) for the period                           --                --                (17,492)           (17,492)
                                                   ----------        ----------             ----------         ----------

Balance at November 30, 2001                       $1,121,000        $    1,121             ($  22,026)        ($  20,905)
(Unaudited)                                        ==========           =======             ==========          =========



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

Development Stage Company- The Company has no revenues since its inception and its activities have been limited to a developmental nature. The Company has therefore treated its activities as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Shareholders' Equity section of the balance sheet. The annual financial statements are presented each fiscal year and for the nine months ended November 30, 2001 since the Company's inception for comparative purposes.

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


Note 2- Net Loss Per Share

The Company applies SFAS No. 128, Earnings Per Share, to calculate net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based upon the weighted average of common shares outstanding during the fiscal year and the nine months ended November

30, 2001. The Company has no financial instruments outstanding that are convertible into common stock at November 30, 2001.


Note 3- Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuation of the Company as a going concern. However, during the twelve months ended February 28, 2001 and in the prior several fiscal years, the Company has had no business operations. The Company has incurred net losses of $22,026 from inception through November 30, 2001 and the Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern.

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


Note 4- Related Party Transaction

During the nine months ended November 30, 2001, the president and a major shareholder advanced the Company $20,000 for operations at no stated interest.

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

         The Registrant has no full time or part-time employees. Neither of the Registrant's officers and directors currently devote or anticipate devoting more than ten (10%) percent of their time to the Registrant's activities. They have, however, agreed to allocate a portion of their time to the activities of the Registrant, without compensation. The Board may determine that it is in the best interests of the Registrant to possibly appoint officers who will be able to devote more time to the affairs of the Registrant as potential opportunities for mergers or acquisitions occur, as to which no assurances can be given. Presently, because of the minimal time spent per month to the business affairs of the Registrant by the officers, conflicts of interest may arise with respect to the limited time commitment by such officers.

         As noted by the Registrant's independent auditors in the Notes to the Financial Statements dated November 30, 2001, there is a concern as to the ability of the Registrant to continue to operate as a going concern since the Registrant has no revenues. The Registrant has no full time or part time employees and Registrant's's officers and directors have agreed to allocate a portion of their time for no compensation. Therefore, the expenses of the Registrant are generally confined to annual filing fees and the associated legal and accounting fees for filing reports under the Securities Exchange Act of 1934. The sources of funds for these expenses continues to be non-interest bearing advances from the officers and directors. In the event that this support is withdrawn, the ability of the Registrant to continue to operate as a going concern or to implement its plans for future acquisitions and/or mergers would be severely limited, if not impossible.


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



                                                        SOLAR ENTERPRISES, INC.

Dated: January 9, 2002                                  By: /s/ Frank Dolney
                                                        ------------------------
                                                        Frank Dolney, President